Form 10-K
period 2023-09-30
Atmos Energy Kansas Securitization I, LLC
filed 2023-12-29
CIK 1967097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023.
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission file number of issuing entity 333-270078-01
Central Index Key Number of issuing entity 0001967097
Atmos Energy Kansas Securitization I, LLC
(Exact name of issuing entity as specified in its charter)
Commission File Number of depositor and sponsor: 001-10042
Central Index Key Number of depositor and sponsor: 0000731802
Atmos Energy Corporation
(Exact name of depositor and sponsor as specified in its charter)

Delaware	92-1021026
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Three Lincoln Centre 5430 LBJ Freeway
Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (972) 934-9227
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Definitive Proxy Statement to be filed for Atmos Energy Corporation’s Annual Meeting of Shareholders on February 7, 2024 are incorporated by reference into Part III of this report.
Auditor Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Dallas, Texas

PART I.
ITEM 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1B. Unresolved Staff Comments.
Not applicable.
ITEM 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
PART II.
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 8. Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 9B. Other Information.
Not applicable.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III.

ITEM 10. Directors, Executive Officers and Corporate Governance.
Atmos Energy Kansas Securitization I, LLC (the “Company”) is a wholly-owned subsidiary of Atmos Energy Corporation (“Atmos Energy”). At least one manager of the Company must be an independent manager. The following are the executive officers and managers of the Company as of the date of this report:

Name	Age	Business Experience in Past Five Years
John K. Akers	60	President, Chief Executive Officer, and Manager of the Company. He has served as Atmos Energy’s President and Chief Executive Officer since October 2019. He served as Executive Vice President of Atmos Energy from November 2018 through September 2019.
Christopher T. Forsythe	52	Senior Vice President and Chief Financial Officer and Manager of the Company. He has served as Atmos Energy’s Senior Vice President and Chief Financial Officer since February 2017.
Karen E. Hartsfield	53	Senior Vice President, General Counsel and Corporate Secretary of the Company. She has served as Atmos Energy’s Senior Vice President, General Counsel and Corporate Secretary since August 2017.
Orlando C. Figueroa	64	Independent Manager of the Company. He has served as President of Citadel SPV since 2023 and Senior Managing Director and Co-Founder of Citadel SPV since 2014.
Code of Conduct and Corporate Governance
Atmos Energy has adopted a code of ethics which is represented by Atmos Energy’s Code of Conduct and applies to all of Atmos Energy’s subsidiaries. Atmos Energy’s Code of Conduct is posted on the Atmos Energy website at www.atmosenergy.com/company/corporate-responsibility-reports, and copies of this document are available upon request.
ITEM 11. Executive Compensation.
Other than the annual independent manager fee of $3,000, the Company does not pay any compensation to its executive officers or managers.
Information on executive compensation with respect to Atmos Energy is set forth in the Definitive Proxy Statement for Atmos Energy’s Annual Meeting of Shareholders on February 7, 2024 and is incorporated herein by this reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
None.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
Orlando C. Figueroa is the independent manager of the Company and is the Senior Managing Director of Citadel SPV.
ITEM 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
Substitute Information Provided in Accordance with General Instruction J(2) of Form 10-K:
ITEM 1112(b). Significant Obligors of Pool Assets (Financial Information).
None.
ITEM 1114(b)(2). Credit enhancement and other support, except for certain derivatives instruments (Financial Information).
None.

ITEM 1115(b). Certain Derivative Instruments (Financial Information).
None.
ITEM 1117. Legal Proceedings.
There are no legal or governmental proceedings pending against the Company, the sponsor, seller, trustee, or servicer, or of which any property of the foregoing is subject, that is material to the securitized utility tariff bondholders.
U.S. Bank Trust Company, National Association, as trustee, has provided the following information:
U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify security holders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.
U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.
On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”). The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans. Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.
U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.
U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.
ITEM 1119. Affiliations and Certain Relationships and Related Transactions.
The Company is a wholly-owned subsidiary of Atmos Energy. Each of the sponsor, the servicer and the depositor may maintain other banking relationships in the ordinary course with U.S. Bank Trust Company, National Association, the trustee.

ITEM 1122. Compliance with Applicable Servicing Criteria.
The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for Atmos Energy are included as Exhibits 33.1 and 34.1, respectively, to this Form 10-K identified no material instances of noncompliance by Atmos Energy with the servicing criteria set forth in Item 1122(d) of Regulation AB.
The Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities and the related attestation report for U.S. Bank Trust Company, National Association are included as Exhibits 33.2 and 34.2, respectively, to this Form 10-K identified no material instances of noncompliance by U.S. Bank Trust Company, National Association with the servicing criteria set forth in Item 1122(d) of Regulation AB.
ITEM 1123. Servicer Compliance Statement.
The servicer compliance statement is attached as Exhibit 35.1 to this Annual Report on Form 10-K.
PART IV.
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a)The following is a list of documents filed as part of this Annual Report on Form 10-K:
(1)Not applicable
(2)Not applicable
(3)See exhibits below.

Exhibit Number	Description	Page Number or Incorporation by Reference to

3.1	Certificate of Formation of Atmos Energy Kansas Securitization I, LLC	Exhibit 3.1 to Atmos Energy Kansas Securitization I, LLC’s Form SF-1 dated February 28, 2023 (File No. 333-270078-01)

3.2	Amended and Restated Limited Liability Company Agreement of Atmos Energy Kansas Securitization I, LLC, dated as of May 26, 2023	Exhibit 3.3 to Atmos Energy Kansas Securitization I, LLC’s Form SF-1/A dated May 30, 2023 (File No. 333-270078-01)

4.1	Indenture by and among Atmos Energy Kansas Securitization I, LLC, U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary (including the form of the Bonds and the Series Supplement), dated as of June 20, 2023	Exhibit 4.1 to Atmos Energy Kansas Securitization I, LLC’s Form 8-K dated June 20, 2023 (File No. 333-270078-01)

4.2	Series Supplement by and among Atmos Energy Kansas Securitization I, LLC and U.S. Bank Trust Company, National Association, as Indenture Trustee, and U.S. Bank National Association, as Securities Intermediary, dated as of June 20, 2023	Exhibit 4.2 to Atmos Energy Kansas Securitization I, LLC’s Form 8-K dated June 20, 2023 (File No. 333-270078-01)

10.1	Securitized Utility Tariff Property Servicing Agreement between Atmos Energy Kansas Securitization I, LLC and Atmos Energy Corporation, as Servicer, dated as of June 20, 2023	Exhibit 10.1 to Atmos Energy Kansas Securitization I, LLC’s Form 8-K dated June 20, 2023 (File No. 333-270078-01)

10.2	Securitized Utility Tariff Property Purchase and Sale Agreement between Atmos Energy Kansas Securitization I, LLC and Atmos Energy Corporation, as Seller, dated as of June 20, 2023	Exhibit 10.2 to Atmos Energy Kansas Securitization I, LLC’s Form 8-K dated June 20, 2023 (File No. 333-270078-01)

10.3	Administration Agreement between Atmos Energy Kansas Securitization I, LLC and Atmos Energy Corporation, as Administrator, dated as of June 20, 2023	Exhibit 10.3 to Atmos Energy Kansas Securitization I, LLC’s Form 8-K dated June 20, 2023 (File No. 333-270078-01)

31.1	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 13a-14(d)/15d-14(d)

33.1	Report on assessment of compliance with servicing criteria for asset-backed issuers for Atmos Energy Corporation, as Servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed issuers for U.S. Bank Trust Company, National Association, as Indenture Trustee

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of Atmos Energy Corporation, as Servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities of Ernst & Young LLP on behalf of U.S. Bank Trust Company, National Association, as Indenture Trustee

35.1	Servicer compliance statement of Atmos Energy Corporation, as Servicer

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by Registrants which have not registered Securities pursuant to Section 12 of the Act.
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to noteholders, and the registrant will not be sending an annual report or proxy material to its noteholders subsequent to the filing of this form.
ITEM 16. FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	December 29, 2023		Atmos Energy Kansas Securitization I, LLC
(Issuing Entity)

		By:	Atmos Energy Corporation, as Servicer

/s/ Christopher T. Forsythe
Christopher T. Forsythe
Senior Vice President and
Chief Financial Officer
(Senior Officer in Charge of the Servicing Function)