Form 10-K
period 2024-09-30
Atmos Energy Kansas Securitization I, LLC
filed 2024-12-20
CIK 1967097

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2024.
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
Portions of the Definitive Proxy Statement to be filed for Atmos Energy Corporation’s Annual Meeting of Shareholders on February 5, 2025 are incorporated by reference into Part III of this report.
Auditor Firm ID: 42 Auditor Name: Ernst & Young LLP Auditor Location: Dallas, Texas

PART I.
ITEM 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
ITEM 1B. Unresolved Staff Comments.
Not applicable.
ITEM 1C. Cybersecurity.
Omitted pursuant to General Instruction J of Form 10-K.
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
PART III.
ITEM 10. Directors, Executive Officers and Corporate Governance.
Atmos Energy Kansas Securitization I, LLC (the “Company”) is a wholly-owned subsidiary of Atmos Energy Corporation (“Atmos Energy”). At least one manager of the Company must be an independent manager. The following are the executive officers and managers of the Company as of the date of this report:

Name	Age	Business Experience in Past Five Years
John K. Akers	61	President, Chief Executive Officer, and Manager of the Company. He has served as Atmos Energy’s President and Chief Executive Officer since October 2019. He served as Executive Vice President of Atmos Energy from November 2018 through September 2019.
Christopher T. Forsythe	53	Senior Vice President and Chief Financial Officer and Manager of the Company. He has served as Atmos Energy’s Senior Vice President and Chief Financial Officer since February 2017.
Karen E. Hartsfield	54	Senior Vice President, General Counsel and Corporate Secretary of the Company. She has served as Atmos Energy’s Senior Vice President, General Counsel and Corporate Secretary since August 2017.
Orlando C. Figueroa	65	Independent Manager of the Company. He has served as President of Citadel SPV since 2023 and Senior Managing Director and Co-Founder of Citadel SPV since 2014.
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
Information on executive compensation with respect to Atmos Energy is set forth in the Definitive Proxy Statement for Atmos Energy’s Annual Meeting of Shareholders on February 5, 2025 and is incorporated herein by this reference.
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

Date:	December 20, 2024		Atmos Energy Kansas Securitization I, LLC
(Issuing Entity)

		By:	Atmos Energy Corporation, as Servicer

/s/ Christopher T. Forsythe
Christopher T. Forsythe
Senior Vice President and
Chief Financial Officer
(Senior Officer in Charge of the Servicing Function)